Form 10-K/A
period 2004-12-31
MSW ENERGY HOLDINGS II LLC; MSW ENERGY FINANCE CO II INC
filed 2005-03-30
CIK 1276518, 1276517

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       -----------------------------------

        0001276518            MSW Energy Holdings II LLC                    Delaware                     13-3213489
        0001276517            MSW Energy Finance Co. II, Inc.               Delaware                     20-0400947
  Commission File Number    (Exact name of each registrant as     (State or other jurisdiction        (I.R.S. Employer
                                specified in its charter)             of incorporation or          Identification Number)
                                                                          organization)

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

Part IV

Item 15. Financial Statement Schedules and Exhibits


Explanatory Note -Exhibits 31(a) through 32(b), which were referenced in the exhibits list to the Form 10-K filed on March 17, 2005, were inadvertently omitted from the filing. They are filed herewith.

     (a) Financial Statement Schedules

     Schedules not listed above have been omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto.

     (b) Exhibits

         3.1     Amended and Restated Certificate of Formation of MSW Finance II
                 LLC.*

         3.2 Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings II LLC, dated as of November 5, 2004, by MSW Intermediate Merger LLC, as the sole member.*

         3.3     Certificate of Incorporation of MSW Energy Finance Co. II,
                 Inc.*

         3.4     Bylaws of MSW Energy Finance Co. II, Inc.*

         3.5 Amended and Restated Certificate of Incorporation of UAE Ref-Fuel II Corp.*

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

         4.4 Registration Rights Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

         4.5 Pledge and Security Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent.*

         4.6 Pledge Supplement dated as of November 24, 2003 by UAE Ref-Fuel II Corp.*

         4.7 Deposit Agreement, dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent.*

         4.8 Purchase Agreement, dated as of November 7, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

        10.1 Second Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2004, by and between MSW Energy Holdings II LLC, UAE Ref-Fuel II Corp., MSW Hudson LLC and Duke Energy Erie LLC, as amended.*

        10.2 Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC) and Duke/UAE Holdings LLC.*

        10.3 Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*

        10.4     Ref-Fuel Holdings LLC Management Incentive Plan.

        10.5 American Ref-Fuel Holdings Corp. (formerly United American Energy Holdings Corp.) 2004 Stock Option Plan.

        10.6 Employment Agreement dated August 11, 2004, between American Ref-Fuel Company LLC and John T. Miller (the other officer employment agreements are identical to this agreement except for the compensation amounts).

        12       Statement re Computation of Ratio of Earnings to Fixed Charges.

        21.1     Subsidiaries of MSW Energy Holdings II LLC.*

        31(a) 15d-14(a) Certification of John T. Miller for MSW Energy Holdings II LLC.

        31(b) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Holdings II LLC.

        31(c) 15d-14(a) Certification of John T. Miller for MSW Energy Finance Co. II, Inc.

        31(d) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance Co. II, Inc.

        32(a) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings II LLC.

        32(b) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Finance Co. II, Inc.

        99 Additional Exhibits - Ref-Fuel Holdings LLC and Subsidiaries Consolidated Financial Statements


*    Incorporated by Reference to Registration Statement No. 333-112640.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings II LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MSW ENERGY HOLDINGS II LLC

                                       By: /s/ John T. Miller
                                           -------------------------------------
                                           John T. Miller
                                           Chief Executive Officer

                                       Date: March 30, 2005
                                             -----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


        Signature                        Title                         Date
------------------------   -----------------------------------   ---------------


/s/ John T. Miller         Chief Executive Officer (Principal    March 30, 2005
------------------------   Executive Officer)
    John T. Miller


/s/ Michael J. Gruppuso    Chief Financial Officer (Principal    March 30, 2005
------------------------   Financial and Accounting Officer)
    Michael J. Gruppuso


/s/ Marc C. Baliotti       Director                              March 30, 2005
------------------------
    Marc C. Baliotti


/s/ Daniel H. Clare        Director                              March 30, 2005
------------------------
    Daniel H. Clare


/s/ Thompson Dean          Director                              March 30, 2005
------------------------
    Thompson Dean


/s/ OhSang Kwon            Director                              March 30, 2005
------------------------
    OhSang Kwon


/s/ Michael J. Miller      Director                              March 30, 2005
------------------------
    Michael J. Miller

/s/ Andrew T. Panaccione   Director                              March 30, 2005
------------------------
    Andrew T. Panaccione


/s/ John Stokes            Director                              March 30, 2005
------------------------
    John Stokes


/s/ Steven Webster         Director                              March 30, 2005
------------------------
    Steven Webster

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co. II, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MSW ENERGY FINANCE CO. II, INC.

                                       By: /s/ John T. Miller
                                           -------------------------------------
                                           John T. Miller
                                           President and Chief Executive Officer

                                       Date: March 30, 2005
                                             -----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


        Signature                        Title                         Date
------------------------   -----------------------------------   ---------------

/s/ John T. Miller         President and Chief Executive         March 30, 2005
------------------------   Officer (Principal Executive Officer)
    John T. Miller


/s/ Michael J. Gruppuso    Chief Financial Officer (Principal    March 30, 2005
------------------------   Financial and Accounting Officer)
    Michael J. Gruppuso


/s/ Mark W. Romefelt       Director                              March 30, 2005
------------------------
    Mark W. Romefelt

                                  EXHIBIT INDEX

         3.1     Amended and Restated Certificate of Formation of MSW Finance
                 LLC.*

         3.2 Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings II LLC, dated as of November 5, 2004, by MSW Intermediate Merger LLC, as the sole member.*

         3.3     Certificate of Incorporation of MSW Energy Finance Co. II,
                 Inc.*

         3.4     Bylaws of MSW Energy Finance Co. II, Inc.*

         3.5 Amended and Restated Certificate of Incorporation of UAE Ref-Fuel II Corp.*

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

         4.4 Registration Rights Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

         4.5 Pledge and Security Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent.*

         4.6 Pledge Supplement dated as of November 24, 2003 by UAE Ref-Fuel II Corp.*

         4.7 Deposit Agreement, dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent.*

         4.8 Purchase Agreement, dated as of November 7, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

        10.1 Second Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2004, by and between MSW Energy Holdings II LLC, UAE Ref-Fuel II Corp., MSW Hudson LLC and Duke Energy Erie LLC, as amended.*

        10.2 Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC) and Duke/UAE Holdings LLC.*

        10.3 Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*

        10.4     Ref-Fuel Holdings LLC Management Incentive Plan.

        10.5 American Ref-Fuel Holdings Corp. (formerly United American Energy Holdings Corp.) 2004 Stock Option Plan.

        10.6 Employment Agreement dated as of August 11, 2004, between American Ref-Fuel Company LLC and John T. Miller (the other officer employment agreements are identical to this agreement except for the compensation amounts).

        12       Statement re Computation of Ratio of Earnings to Fixed Charges.

        21.1     Subsidiaries of MSW Energy Holdings II LLC.*

        31(a) 15d-14(a) Certification of John T. Miller for MSW Energy Holdings II LLC.

        31(b) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Holdings II LLC.

        31(c) 15d-14(a) Certification of John T. Miller for MSW Energy Finance Co. II, Inc.

        31(d) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance Co. II, Inc.

        32(a) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings II LLC.

        32(b) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Finance Co. II, Inc.

        99 Additional Exhibits - Ref-Fuel Holdings LLC and Subsidiaries Consolidated Financial Statements


*    Incorporated by Reference to Registration Statement No. 333-112640.